Form 10-K
period 2006-12-31
Washington Mutual Asset-Backed Certificates, WMABS Series 2006-HE4
filed 2007-03-30
CIK 1377906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period

Commission File Number of issuing entity: 333-130795-36 Washington Mutual Asset-Backed Certificates, WMABS Series 2006-HE4

Commission File Number of depositor: 333-130795

WAMU ASSET ACCEPTANCE CORP.

(Exact name of depositor as specified in its charter)

WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

(Exact name of sponsor as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization of the issuing entity)

1301 Second Avenue, WMC 3501A Seattle, Washington 98101
(Address of principal executive offices of issuing entity)

(206) 500-4418
(Telephone number, including area code)

36-4597572
(I.R.S. Employer Identification No.)

N/A
(Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this form 10-K.     ☐  [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐    Accelerated filer   ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1:	Business.
Item 1A:	Risk Factors.
Item 2:	Properties.
Item 3:	Legal Proceedings.
Item 4:	Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents more than 10% of the pool assets held by Washington Mutual Asset-Backed Certificates, WMABS Series 2006-HE4 Trust (the “Trust”).

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers: Financial Information).

No entity or group of affiliated entities that provides (1) any external credit enhancement designed to ensure that the asset-backed securities or pool assets will pay in accordance with their terms, (2) any mechanisms to ensure that payments on the asset-backed securities are timely or (3) any derivatives whose primary purpose is to provide credit enhancement related to pool assets or the asset-backed securities is either liable or contingently liable to provide payments representing 10% or more of the cash flow supporting any offered class of asset-backed securities of the Trust.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

The “aggregate significance percentage” (as defined in Item 1115 of Regulation AB) related to any entity or group of affiliated entities providing derivative instruments that are used to alter the payment characteristics of the cashflows from the Trust and whose primary purpose is not to provide credit enhancement related to the pool assets or the asset-backed securities of the Trust does not equal or exceed 10%.

Item 1117 of Regulation AB: Legal Proceedings.

None.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6:	Selected Financial Data.
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.
Item 8:	Financial Statements and Supplementary Data.
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A:	Controls and Procedures.

Item 9B: Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10:	Directors and Executive Officers of the Registrant.
Item 11:	Executive Compensation.
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13:	Certain Relationships and Related Transactions.
Item 14:	Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Pursuant to the Instructions to Item 1119 of Regulation AB, information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 of the General Rules and Regulations Promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) as this annual report on Form 10-K.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

WaMu Asset Acceptance Corp. (in its role as depositor), Washington Mutual Bank (in its role as servicer), Washington Mutual Mortgage Securities Corp. (in its role as calculation agent) (“WMMSC”), LaSalle Bank, National Association (in its roles as bond administrator and custodian), and American Security Insurance Company and Standard Guaranty Insurance Company (in the role as hazard insurance servicer) (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K.  Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Form 10-K.  None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party, except that, with respect to WMMSC and its compliance with Item 1122 (d)(2)(vii)(B), two of twelve bank statement reconciliations examined were not prepared within 30 calendar days after the bank statement cutoff date, but were prepared within 30 calendar days after month end, which was 32 calendar days after the bank statement cutoff date.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Washington Mutual Bank (in its role as servicer) and WMMSC (in its role as calculation agent) have been identified by the registrant as servicers with respect to the asset pool held by the Trust.  Each of Washington Mutual Bank and WMMSC has completed a statement of compliance with applicable servicing criteria (each a “Compliance Statement”), in each case signed by an authorized officer of Washington Mutual Bank and WMMSC, respectively. The Compliance Statements are attached as exhibits to this Form 10-K.   None of the Compliance Statements has identified any material instance of noncompliance with the respective servicer's obligation under the applicable servicing agreement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.

(b)	Exhibits

Exhibit No.	Exhibit Description

4.1	Pooling and Servicing Agreement (incorporated herein by reference from Exhibit 4.1 to the Form 8-K filed by the issuing entity on November 11, 2006).
4.2

Amended and Restated Mortgage Loan Purchase Agreement (incorporated herein by reference from Exhibit 4.12 to the Form 8-K filed by WaMu Asset Acceptance Corp. on June 8, 2006 with respect to Registration Statement No. 333-130795).

4.3

Administrative Agent Agreement (incorporated herein by reference from Exhibit 4.10 to the Form 8-K filed by WaMu Asset Acceptance Corp. on May 5, 2006 with respect to Registration Statement No. 333-130795).

31	Certification of Thomas G. Lehmann pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for WaMu Asset Acceptance Corp.
33.2	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank.
33.3	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Mortgage Securities Corp.
33.4	Report on Assessment of Compliance with Servicing Criteria for LaSalle Bank National Association.
33.5	Report on Assessment of Compliance with Servicing Criteria for American Security Insurance Company and Standard Guaranty Insurance Company.
34.1	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria for WaMu Asset Acceptance Corp.
34.2	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank.
34.3	Attestation Report of Deloitte and Touche on Assessment of Compliance with Servicing Criteria for Washington Mutual Mortgage Securities Corp.
34.4	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria for LaSalle Bank National Association.
34.5	Attestation Report of PriceWaterhouseCoopers on Assessment of Compliance with Servicing Criteria for American Security Insurance Company and Standard Guaranty Insurance Company.
35.1	Servicer Compliance Statement of Washington Mutual Bank.
35.2	Servicer Compliance Statement of Washington Mutual Mortgage Securities Corp.
99.1	Certain information concerning the mortgage loans (incorporated herein by reference from Exhibit 99.1 to the Form 8-K filed by the issuing entity on October 26, 2006).
99.2	Excerpt from Section 2 of the Term Sheet (incorporated herein by reference from Exhibit 99.1 to the Form 8-K filed by the issuing entity on November 11, 2006).
99.3	Swap Confirmation (incorporated herein by reference from Exhibit 99.2 to the Form 8-K filed by the issuing entity on November 11, 2006).
99.4	ISDA Master Agreement including the Schedule to the Master Agreement (incorporated herein by reference from Exhibit 99.3 to the Form 8-K filed by the issuing entity on November 11, 2006).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAMU ASSET ACCEPTANCE CORP.

By:	/s/ Thomas G. Lehmann
Name:	Thomas G. Lehmann
Title:	President

Date: March 15, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	Pooling and Servicing Agreement (incorporated herein by reference from Exhibit 4.1 to the Form 8-K filed by the issuing entity on November 11, 2006).
4.2

Amended and Restated Mortgage Loan Purchase Agreement (incorporated herein by reference from Exhibit 4.12 to the Form 8-K filed by WaMu Asset Acceptance Corp. on June 8, 2006 with respect to Registration Statement No. 333-130795).

4.3

Administrative Agent Agreement (incorporated herein by reference from Exhibit 4.10 to the Form 8-K filed by WaMu Asset Acceptance Corp. on May 5, 2006 with respect to Registration Statement No. 333-130795).

31	Certification of Thomas G. Lehmann pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for WaMu Asset Acceptance Corp.
33.2	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank.
33.3	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Mortgage Securities Corp.
33.4	Report on Assessment of Compliance with Servicing Criteria for LaSalle Bank National Association.
33.5	Report on Assessment of Compliance with Servicing Criteria for American Security Insurance Company and Standard Guaranty Insurance Company.
34.1	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria for WaMu Asset Acceptance Corp.
34.2	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank.
34.3	Attestation Report of Deloitte and Touche on Assessment of Compliance with Servicing Criteria for Washington Mutual Mortgage Securities Corp.
34.4	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria for LaSalle Bank National Association.
34.5	Attestation Report of PriceWaterhouseCoopers on Assessment of Compliance with Servicing Criteria for American Security Insurance Company and Standard Guaranty Insurance Company.
35.1	Servicer Compliance Statement of Washington Mutual Bank.
35.2	Servicer Compliance Statement of Washington Mutual Mortgage Securities Corp.
99.1	Certain information concerning the mortgage loans (incorporated herein by reference from Exhibit 99.1 to the Form 8-K filed by the issuing entity on October 26, 2006).
99.2	Excerpt from Section 2 of the Term Sheet (incorporated herein by reference from Exhibit 99.1 to the Form 8-K filed by the issuing entity on November 11, 2006).
99.3	Swap Confirmation (incorporated herein by reference from Exhibit 99.2 to the Form 8-K filed by the issuing entity on November 11, 2006).
99.4	ISDA Master Agreement including the Schedule to the Master Agreement (incorporated herein by reference from Exhibit 99.3 to the Form 8-K filed by the issuing entity on November 11, 2006).